Form 10-K
period 2002-12-31
EQCC TRUST 2002-1
filed 2003-03-31
CIK 1169372

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  33-66152-02


        EQCC Trust 2002-1

       (Exact name of registrant as specified in its charter)



   Delaware                                       59-3170055
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   BANK OF AMERICA OFFICE PARK, 9000 SOUTHSIDE BLVD
   JACKSONVILLE FL 32256-0787
                                                 32256
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: 904-987-5000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

	NONE.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes _____ 	  No   X




                                 PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            Not applicable.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A1                           1
             Class A1I                          1
             Class A2                          41
             Class A2I                          1

             Total:                            44


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

	    Not applicable.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The Certificates are represented by one or more certificates
	registered  in the  name of Cede & Co., the nominee of  the  Depository
	Trust  Company  ("DTC"),  and  an investor holding an interest in the
	EQCC Trust 2002-1 is not  entitled  to receive  a  certificate representing
	such interest except in certain limited  circumstances.  Accordingly,
	Cede & Co. is  the sole  holder  of record of  the Certificates, which it
	held  on behalf of  brokers, dealers  banks  and  other direct participants
	in the DTC system at December 31, 2002. Such direct participants may hold
	Certificates for their own accounts or for  the  accounts of their customers.
	At December 31, 2002, the  following direct DTC  participants  held  positions
	in the Certificates representing interests in the EQCC Trust 2002-1 equal
	to or exceeding 5% of the total principal amount  of  the  Certificates
	outstanding on the date:

		Participant	 			  Quantity  	      Percentages

Class A1	The Bank of New York	 		 523,841,387.00 	100.0%
		One Wall Street
		New York, NY 10286

Class A1 IO	Deutsche Bank Trust Company Americas	 523,841,387.00 	100.0%
		648 Grassmere Park Rd
		Nashville, TN 37211

Class A2	The Bank of New York	 		 139,395,000.00           5.2%
		One Wall Street
		New York, NY 10286

		Boston Safe Deposit and Trust Company	 212,620,000.00           8.0%
		525 William Penn Place Ste 3148
		Pittsburgh, PA 15259

		Citibank, NA	 			 239,600,000.00           9.0%
		3800 Citibank Center B3-15
		Tampa, FL 33620

		Deutsche Bank Trust Company Americas
		648 Grassmere Park Rd			 344,145,000.00 	 12.9%
		Nashville, TN 37211

		State Street Bank and Trust Company	 585,871,617.00 	 21.9%
		1776 Heritage Dr
		No Quincy, MA 02171

Class A2 IO	Deutsche Bank Trust Company Americas	 2,673,321,752 		  100%
	 	648 Grassmere Park Rd
		Nashville, TN 37211


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

	    Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002



    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.



    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.



   (b) Reports on Form 8-K EQCC Trust 2002-1 filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2002, including the certificate for each due period provided by The Bank of New York, as Trustee.

				Date of Reports on Form 8-K
					June 25, 2002
					July 25, 2002
					August 25, 2002
					September 25, 2002
					October 25, 2002
					November 25, 2002
					December 25, 2002



   (c) See Item 15(a) above



   (d) Not Applicable.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    EQCC Trust 2002-1
    (Registrant)



By: 	Susan Edris Welsh
Name: 	Susan Edris Welsh
Title:  President EQCC Asset Backed Corporation as Depositor




				EQCC Trust 2002-1

	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

		I, Susan Edris Welsh, certify, in connection with that certain Trust Agreement (the Trust Agreement), dated as of March 27, 2002, between EQCC Asset Backed Corporation, as depositor (the Depositor) and The Bank of New York, as trustee (the Trustee), that I am the senior officer of the Depositor in charge of its securitizations. The underlying collateral for the EQCC Trust 2002-1 consists of publicly issued securities from another securitization (the Underlying Securitization), and not loans. Accordingly there is no servicer or servicing of loans with respect to the EQCC Trust
	2002-1 and this certification and the related Form 10-K are provided in modified format. In this regard, I certify that:

	1.	I have reviewed this annual report on Form 10-K, and all
		reports on Form 8-K as amended containing distribution or servicing
		reports filed in respect of periods included in the year covered by
		this annual report, of the Depositor relating to the EQCC Trust
		2002-1;

	2.	Based on my knowledge, the information in these reports, taken as
		a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

	3.	Based on my knowledge, the distribution or servicing information
		required to be provided to the trustee by the servicer
		(or similarly situated party) under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and

	4.	Based on my knowledge and upon the annual compliance statements
		included in the Underlying Securitizations report and required to
		be delivered to the trustee in accordance with the terms of the
		pooling and servicing, or similar, agreement in the Underlying
		Securitization, and except as disclosed in such reports, the servicer
		has fulfilled its obligations under the servicing agreement in the
		Underlying Securitization; and

	5.	In the Underlying Securitization, the Underlying Securitizations
		reports disclose all significant deficiencies relating to the
		servicer's compliance with the minimum servicing standards based
		upon such report provided by an independent public accountant, after
		conducting a review in compliance with the Uniform Single Attestation
		Program for Mortgage Bankers or similar procedure, as set forth in
		the pooling and servicing, or similar, agreement, that is included
		in such reports in the Underlying Securitization.

	In giving the certifications above, I have reasonably relied on the information
	provided to me by the following unaffiliated parties: The Bank of New York, as
	Trustee, and Fairbanks Capital Corp., as servicer of the Underlying
	Securitization.


Date:	March 31, 2003



By:	Susan Edris Welsh
Title:	Susan Edris Welsh, President EQCC Asset Backed Corporation as Depositor


				EXHIBIT INDEX


Exhibit Number				          Description of Exhibit


99.1	Incorporated by reference from Exhibit 99.1 contained on EQCC Trust 2001-2,
	EQCC Asset Back Certificates, Series 2001-2 Form 10-K, dated March 31, 2003.

99.2	Incorporated by reference from Exhibit 99.2 contained on EQCC Trust 2001-2,
	EQCC Asset Back Certificates, Series 2001-2 Form 10-K, dated March 31, 2003.

99.3	Incorporated by reference from Exhibit  contained on EQCC Trust 2001-2,
	EQCC Asset Back Certificates, Series 2001-2 Form 10-K, dated March 31, 2003.